Form 10-K
period 1996-12-31
NEW DIMENSIONS IN MEDICINE INC
filed 1997-04-01
CIK 790725

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington D.C.  20549

                                 FORM 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended December 31, 1996
                                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

       For   the  transition  period  from  __________   to __________

                          Commission File No.:  __________

            NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
          (Exact name of registrant as specified in its charter)


          DELAWARE                             41-6410139
  (State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification  No.)

         45 SOUTH SEVENTH STREET
                SUITE 3400                      55402
         MINNEAPOLIS,  MINNESOTA             (Zip Code)
       (Address of principal
          executive offices)

    Registrant's telephone number, including area code: (612) 344-9300

     Securities registered pursuant to Section 12(b) of the Act:  NONE

     Securities registered pursuant to Section 12(g) of the Act:  NONE

TO:       The Beneficiaries of the NDM Liquidating Trust

FROM:     James A. Potter
          Liquidating Trustee of the NDM Liquidating Trust

DATE:     March 26, 1997

SUBJECT:  Report to Beneficiaries of the NDM Liquidating Trust as
          of December 31, 1996
--------------------------------------------------------------------------

I. INTRODUCTION

On November 14, 1995, the Board of Directors ("Board") of New Dimensions In Medicine, Inc. ("NDM") approved the Plan of Complete Liquidation and Dissolution of NDM ("Plan of Liquidation"). The Board appointed
James A. Potter to serve as Liquidating Trustee of the liquidating trust to be formed under the Plan of Liquidation. On February 22, 1996, the Board approved the execution of the New Dimensions In Medicine, Inc. Liquidating Trust Agreement ("Trust Agreement"). Terms not otherwise defined herein shall have the meaning ascribed in the Trust Agreement. Pursuant to the terms of the Trust Agreement, the Liquidating Trustee is to deliver semi-annual reports to beneficiaries of the NDM Liquidating Trust. This is the second such semi-annual report. The Trust Agreement requires that the year-end report include an audited financial statement, which is attached.

THIS REPORT HAS NOT BEEN REVIEWED BY ANY GOVERNMENTAL AGENCY TO DETERMINE THE ADEQUACY OR ACCURACY OF INFORMATION CONTAINED HEREIN. HOWEVER, EVERY EFFORT HAS BEEN MADE TO ENSURE ACCURACY.

II. BACKGROUND

On October 18, 1995, the Board approved the sale of most of NDM's assets to CONMED Corporation ("CONMED"). NDM also entered into an agreement to sell its international wound care business to Paul Hartmann AG ("Hartmann"). NDM's shareholders approved the Plan of Liquidation and the sale of assets to CONMED at a special meeting of shareholders held on February 23, 1996. After consummating the sales to CONMED and Hartmann on February
23, 1996, NDM ceased doing business.

On February 17, 1996, the Board approved an Initial Liquidation
Distribution to shareholders of record as of February 23, 1996. The aggregate distribution totaled $19,119,087.52 or $4.3189 per share. On
March 8, 1996, NDM executed the Trust Agreement and created the NDM Liquidating Trust. The purpose of the NDM Liquidating Trust is to liquidate the remaining assets of NDM, pay all fixed and known liabilities of NDM, and distribute any remaining assets to the holders of the NDM Common Stock of record as of March 12, 1996. On March 7, 1996, the Board approved a second liquidation distribution ("Second
Liquidation Distribution") of $.1201 per share for an aggregate distribution of $530,768.00.

III. SURRENDER AND CANCELLATION OF NDM COMMON STOCK

As a condition to receiving the Second Liquidation Distribution or any other distribution from the NDM Liquidating Trust, each holder of the common stock of NDM ("NDM Common Stock") must surrender the certificates representing such stock. A letter of transmittal has been previously circulated for that purpose. The Liquidating Trustee shall maintain a record of each holder's beneficial interest in the NDM Liquidating Trust. Each holder's beneficial interest in the NDM Liquidating Trust shall be maintained in book entry form only. No beneficial interest will be certificated. BENEFICIAL INTERESTS IN THE NDM LIQUIDATING TRUST ARE NON-TRANSFERABLE, EXCEPT IN ACCORDANCE WITH THE LAWS OF DESCENT AND DISTRIBUTION. Any distribution from the NDM Liquidating Trust shall be paid only to the holder(s) designated on the letter of transmittal.

IV. SIGNIFICANT EVENTS

    A. Novamedix Litigation

    As indicated in the Proxy Statement dated February 2, 1996,
    Novamedix Limited ("Novamedix") commenced an action against NDM on June 10, 1994, alleging infringement on several of Novamedix's patents. A detailed description of the Novamedix litigation is included in the Proxy Statement under the heading "Legal
    Proceedings," p. 61.

    Novamedix and NDM entered into a settlement agreement on or about
    March 7, 1996. As a part of the settlement agreement, NDM agreed to the entry of a consent judgment against it, it shipped its footpump and consumable inventory to Novamedix in Texas, and it paid Novamedix $47,500.00.

    Several days after the parties signed the settlement papers, and before the inventory was shipped, an NDM employee informed Novamedix that tests on the footpump slippers indicated that they did not conform to the specifications filed with the Federal Drug Administration ("FDA"). Novamedix sought and received NDM's internal memoranda on the topic generated in early 1996.

    Subsequently, Novamedix moved the federal court in Ohio for an order styled as "enforcing the settlement agreement" by requiring NDM to pay Novamedix $744,300.00, the alleged value of the slippers had they complied with the FDA specifications. Novamedix has based its claim on the Uniform Commercial Code's ("UCC") implied warranties of fitness and merchantability on the sales of goods.

    Mr. Potter, on behalf of NDM, has denied that the slippers constituted value given for the settlement or that the UCC applies to the transfer of inventory pursuant to the settlement of a patent infringement lawsuit. He also has argued that the slippers are not valueless, and that Novamedix has no right to sell the slippers in any event absent obtaining its own authority from the FDA at which time the differing specifications would be disclosed and most likely approved.

    The court heard telephonic oral arguments in August. On March
    20, 1997, the court denied Novamedix's motion. Novamedix has 30 days in which to appeal the decision.

    B. Hartmann Escrow

    In connection with the sale of assets to Hartmann, NDM deposited $600,000.00 into an escrow account ("Hartmann Escrow") to ensure payment of NDM's obligation to indemnify Hartmann against certain threatened litigation. The Liquidating Trustee has the authority to direct investment of the funds in the Hartmann Escrow, and all income on such funds are payable to the Trust Agreement. Funds in the Escrow Account will be released when a settlement agreement is reached or April 22, 1998, whichever is earlier. The current balance of the Hartmann Escrow is approximately $625,000.

V. SUMMARY OF RECEIPTS AND DISBURSEMENTS

A copy of the trust's audited financial statement is attached.

VI. QUESTIONS REGARDING THE SURRENDER OF THE NDM COMMON STOCK AND
    COMMUNICATIONS WITH THE LIQUIDATING TRUSTEE

If you should have questions regarding the surrender of the NDM Common Stock, please contact Norwest Stock Transfer at (612) 450-2448 or
(800) 380-1372. Questions for the Liquidating Trustee should be directed to: Oppenheimer Wolff & Donnelly, 3400 Plaza VII, 45 South Seventh
Street, Minneapolis, Minnesota 55402, Attention: Mark G. Rabogliatti, Esq. Please note that neither the Liquidating Trustee nor its counsel can give tax advice.

                NEW DIMENSIONS IN MEDICINE, INC.  LIQUIDATING TRUST

                   STATEMENT OF NET ASSETS IN LIQUIDATION

                              DECEMBER 31,1996

                           TABLE OF CONTENTS


                                                                         PAGE
Report of Larson, Allen, Weishair & Co., LLP, Independent Auditors          1

Statement of Net Assets in Liquidation
  December 31, 1996                                                         2

Statement of Cash Receipts and Disbursements
  From Inception Date of March 8, 1996 through December 31, 1996            3

Statement of Changes in Net Assets in Liquidation
  From Inception Date of March 8, 1996 through December 31, 1996            4

Statement of Cash Flows
  From Inception Date of March 8, 1996 through December 31, 1996            5

Notes to Financial Statements                                             6-9

                 REPORT OF LARSON, ALLEN, WEISHAIR & CO., LLP
                           INDEPENDENT AUDITORS


Trustee
New  Dimensions in Medicine, Inc. Liquidating Trust
Minneapolis, Minnesota

We have audited the accompanying statement of net assets in liquidation of New Dimensions in Medicine, Inc. Liquidating Trust (the "Liquidating Trust") as of December 31, 1996, and the related statements of cash receipts and disbursements, changes in net assets in liquidation, and cash flows from inception date of March 8, 1996 through the period ended December 31, 1996. These financial statements are the responsibility of the Liquidating Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, the Liquidating Trust's policy is to prepare its financial statements on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, the statements referred to above present fairly, in all material respects, the net assets in liquidation of the Liquidating Trust at December 31, 1996, and its cash receipts and disbursements and changes in net assets in liquidation and its cash flows from the inception date through the period ended December 31, 1996, on the basis of accounting described in
Note 2.

                                    LARSON, ALLEN, WEISHAIR & CO., LLP

Minneapolis, Minnesota
March  22, 1997


                                         (1)

                NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
                       STATEMENT OF NET ASSETS IN LIQUIDATION
                                 DECEMBER 31, 1996


Cash                                                 $    555,763
Cash-Restricted                                           744,300
                                                     ------------
   Net Assets                                        $  1,300,063
                                                     ------------
                                                     ------------




SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.














                                         (2)

                NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
                      STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
           FROM INCEPTION DATE OF MARCH 8, 1996 THROUGH DECEMBER 31, 1996



CASH RECEIPTS
 Interest                                               $  55,024
 Other                                                     34,146
                                                        ---------
   Total Cash Receipts                                  $  89,170


CASH DISBURSEMENTS
 General and Administrative Disbursements                 269,582
                                                        ---------

CASH DISBURSEMENTS IN EXCESS OF
CASH RECEIPTS ALLOCABLE TO BENEFICIARIES              $  (180,412)
                                                        ---------
                                                        ---------


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.




















                                           (3)

                 NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
                  STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
            FROM INCEPTION DATE OF MARCH 8, 1996 THROUGH DECEMBER 31, 1996



Net Assets at Inception, March 8, 1996 (Per Unit: 1996, $.4543)    $  2,011,243

Cash Disbursements in Excess of Cash Receipts Allocable to
  Beneficiaries (Per Unit: 1996, $.0407)                               (180,412)


Liquidating Distribution (Per Unit: 1996, $.1201)                      (530,768)
                                                                    ------------
NET ASSETS AT END OF YEAR (Per Unit: 1996, $.2937)                  $  1,300,063
                                                                    ------------
                                                                    ------------


There were 4,426,842 units of beneficial interest outstanding at the beginning and end of the year.









SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

















                                    (4)

                    NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
                             STATEMENT OF CASH FLOWS
          FROM INCEPTION DATE OF MARCH 8, 1996 THROUGH DECEMBER 31, 1996




CASH FLOWS FROM OPERATING ACTIVITIES
 Cash Disbursements in Excess of Cash Receipts
  Allocable to Beneficiaries                              $  (180,412)
                                                          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Initial Funding of Trust                                 $ 2,011,243
 Liquidating Distributions Paid                              (530,768)
                                                          -----------
  Net Cash Provided by Financing Activities               $ 1,480,475
                                                          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                 $ 1,300,063

Cash and Cash Equivalents - Beginning of Period                    --
                                                          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                 $ 1,300,063
                                                          -----------
                                                          -----------





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.












                                       (5)

                    NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
                            NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION DATE OF MARCH 8, 1996 THROUGH DECEMBER 31, 1996



NOTE 1    ORGANIZATION AND BACKGROUND

On November 14, 1995, the Board of Directors (Board) of New
Dimensions In Medicine, Inc. (NDM) approved the Plan of Complete
Liquidation and Dissolution of NDM (Plan of Liquidation).

On March 8, 1996, NDM executed the Trust Agreement and created
NDM Liquidating Trust. The purpose of the NDM Liquidating Trust is to liquidate the remaining assets of NDM, pay all fixed and known liabilities of NDM, and distribute any remaining assets to the holders of the NDM Common Stock of record as of March 12, 1996. On February 17, 1996, the Board approved an Initial Liquidation Distribution to shareholders of record as of February 23 1996. The aggregate distribution totaled $19,119,088 or $4.3189 per share. On March 7, 1996, the Board approved a second liquidation distribution of $.1201 per unit for an aggregate distribution of $530,768.

The NDM Liquidating Trust shall terminate on the earliest of the following dates: (a) the date that all assets in such NDM Liquidating Trust have been liquidated and the proceeds distributed to the Beneficiaries as provided in the Plan of Liquidation and in the Trust Agreement, (b) the date on which a court of competent jurisdiction enters a Final Order authorizing the termination of such NDM Liquidating Trust, or (c) three years after the Transfer Date. Notwithstanding the foregoing, in the event the Trustee shall have been unable, after reasonable efforts, to liquidate or otherwise dispose of the assets of the NDM Liquidating Trust within the initial three-year term of the Trust Agreement, then the Trustee shall have the right to extend the term of the NDM Liquidating Trust for successive one-year renewal terms until the assets of the NDM Liquidating Trust have been sold or otherwise disposed of in fulfillment of the purpose of the NDM Liquidating Trust. The term of the NDM Liquidating Trust shall in no event exceed fifteen years after the date that the Trust Agreement is executed.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements were prepared on the basis of cash receipts and disbursements. Under this method, cash receipts and related assets were recognized when received, rather than when earned, and cash disbursements were recognized when paid, rather than when the obligation was incurred.

CASH EQUIVALENTS

Cash equivalents consist of cash invested in a mutual fund consisting of short-term U.S. Government obligations.


                               (6)

                    NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
                            NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION DATE OF MARCH 8, 1996 THROUGH DECEMBER 31, 1996


NOTE 2 SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

For federal income tax purposes, the transfer of assets and liabilities to the Liquidating Trust and distribution to the shareholders of Units of Beneficial Interest in the Liquidating Trust were treated as a distribution of assets and liabilities by the Company to its shareholders and a contribution by the shareholders of such net assets to the Liquidating Trust in return for Units of Beneficial Interest. The Liquidating Trust is treated as a grantor trust and not as a corporation. Accordingly, any receipts or disbursements of the Liquidating Trust is not taxable to the Liquidating Trust, but was taxable to the Unit holders as if the Unit holders had themselves realized the receipts or disbursements from their undivided interests in the assets of the Liquidating Trust.

NOTE 3  CONTINGENT LIABILITIES - RESERVE FUND

Under Delaware law, NDM was required, in connection with its dissolution, to pay or provide for payment of all known, fixed and contingent liabilities. Within the liquidation period, NDM set aside a cash Reserve Fund for payment of all known or ascertainable liabilities of the Company, including amounts estimated to be necessary for the payment of estimated expenses, taxes and contingent liabilities.

If any portion of the Reserve Fund appears to be in excess of remaining liabilities, distributions to stockholders and/or interest holders correspondingly would be increased. Nevertheless, in the event that the amounts set aside in the Reserve Fund prove to be inadequate to pay NDM's liabilities, pursuant to Section 282 of the Delaware General Common Law, the stockholders of NDM may be held personally liable for the payment of any claim against NDM, but such personal liability by statute cannot exceed the lesser of the stockholder's pro rata share of the claim or the amount distributed to such stockholder pursuant to the Plan of Liquidation. In addition, in the event a court determines that NDM failed to pay or to make adequate provision for its liabilities prior to a liquidation distribution, a creditor of NDM could obtain an injunction delaying or diminishing the anticipated liquidation to the stockholders pursuant to the Plan of Liquidation.

NOVAMEDIX LITIGATION

Novamedix Limited (Novamedix) commenced an action against NDM on June 10, 1994, alleging infringement on several of Novamedix's patents.

Novamedix and NDM entered into a settlement agreement on or about March 7, 1996. As a part of the settlement agreement, NDM agreed to the entry of a consent judgment against the company and shipped its footpump and consumable inventory to Novamedix in Texas and paid Novamedix $47,500.

                                  (7)

                    NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
                            NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION DATE OF MARCH 8, 1996 THROUGH DECEMBER 31, 1996


NOTE 3  CONTINGENT LIABILITIES - RESERVE FUND (CONTINUED)

NOVAMEDIX LITIGATION (CONTINUED)

Several days after the parties signed the settlement papers, and before the inventory was shipped, an NDM employee informed Novamedix that tests on the footpump slippers indicated that they did not conform to the specifications filed with the Federal Drug Administration (FDA). Subsequently Novamedix moved the federal court in Ohio for an order enforcing the settlement agreement by requiring NDM to pay Novamedix $744,300, the alleged value of the slippers had they complied with the FDA specifications. Novamedix has based its claim on the Uniform Commercial Code's (UCC) implied warranties of fitness and merchantability on the sales of goods.

The Trustee, on behalf of NDM, has denied that the slippers constituted value given for the settlement or that the UCC applies to the transfer of inventory pursuant to the settlement of a patent infringement lawsuit. The Trustee also has argued that the slippers have value, and that Novamedix has no right to sell the slippers in any event absent obtaining its own authority from the FDA at which time the differing specifications would be disclosed and most likely approved.

The court heard telephonic oral arguments in August of 1996. At December 31, 1996, the Trustee had agreed not to make distributions out of the trust which would reduce the balance below $744,300. Consequently, this amount is shown on the balance sheet as restricted cash. On March 20, 1997, the court denied Novamedix's motion. Novamedix has 30 days in which to appeal the decision.

TAXES

The Trust may be liable for income taxes which could arise if the utilization of NDM's net operating loss carryforwards are disallowed to offset the gains realized by NDM upon the sale of NDM's assets. The NDM Board of Directors have estimated that this liability could range from $-0- to $1,000,000.

NOTE 4  HARTMANN ESCROW

In connection with the sale of assets of NDM's International Wound Care Business, NDM deposited $600,000 into an escrow account (Hartmann Escrow) to ensure payment of NDM's obligation to indemnify the buyer (Hartmann) against certain threatened litigation. The Trustee has the authority to direct investment of the funds in the Hartmann Escrow, and all income on such funds is payable to the Trust. Funds in the Escrow Account will be released when a settlement agreement is reached or April 22, 1998, whichever is earlier. The current balance of the Hartmann Escrow is approximately $625,000.

                                (8)

                    NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
                            NOTES TO FINANCIAL STATEMENTS
          FROM INCEPTION DATE OF MARCH 8, 1996 THROUGH DECEMBER 31, 1996

NOTE 5  LIQUIDATING DISTRIBUTION

As a condition to receiving any distributions under the Liquidating Trust Agreement, shareholders of NDM surrendered the instruments representing their NDM common stock to the Trustee. No distributions subsequent to February 23, 1996 have been or will be made to any shareholder who has not surrendered their NDM common stock.

Any future distributions, including the Second Liquidation Distribution, allocable to a shareholder who has not surrendered or is not deemed to have surrendered their NDM common stock is placed in a segregated account for the benefit of such shareholder. If the holder does not surrender its NDM common stock within 180 days of the date on which the notice of Final Distribution is mailed, all distributions allocable to such shareholder shall be transferred to and deposited with the state official authorized by the laws of the State of Delaware to receive the proceeds of such distribution. Such transfer shall comply in all respects with the laws of the State of Delaware. The proceeds of such distribution shall thereafter be held solely for the benefit of and for the ultimate distribution to such shareholder as the sole equitable owner thereof and shall escheat to the State of Delaware or be treated as abandoned property in accordance with the laws of the State of Delaware. In no event shall the proceeds of any such distribution revert to or become the property of the NDM Trust Estate. At December 31, 1996, 20,652 shares of NDM common stock had not been surrendered to the Trustee.

                                                     Distribution
Record Date                       Payment Date         Per Unit        Amount
-------------                     ------------       ------------  ------------
Initial Distribution Prior to Formation of Trust:

February 23, 1996               February 23, 1996       4.3189     $ 19,119,088
                                                                   ------------
                                                                   ------------
Liquidating Distributions were Paid as Follows:

March 7, 1996                   April 16, 1996           .1201     $    530,768
                                                                   ------------
                                                                   ------------

NOTE 6  PATENTS

The Liquidating Trust has right to various patents which were obtained by NDM. The value, if any, of such patents has not been determined and no value has been included as a Trust Asset.













                                       (9)

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1997                      NDM LIQUIDATING TRUST


                                   By /s/ James A. Potter
                                      ------------------------
                                         James A. Potter
                                         TRUSTEE