Form 10-K
period 1997-12-31
NEW DIMENSIONS IN MEDICINE INC
filed 1998-03-30
CIK 790725

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C.  20549

                                     FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
              For the Fiscal Year Ended December 31, 1997

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
              For the transition period from __________ to __________

                           Commission File No.:  1-9156

                         New Dimensions in Medicine, Inc.
                               filing in Behalf of
                 NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
               (Exact name of registrant as specified in its charter)


               DELAWARE                                   41-6410139
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)

        45 SOUTH SEVENTH STREET
              SUITE 3400
   MINNEAPOLIS, MINNESOTA (Address of                       55402
              principal                                   (Zip Code)
          executive offices)

         Registrant's telephone number, including area code: (612) 607-7000

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

Dated:  March 27, 1998                  NEW DIMENSIONS IN MEDICINE, INC.
                                        LIQUIDATING TRUST

                                        By  /s/ James A. Potter
                                          -----------------------------------
                                            James A. Potter
                                            TRUSTEE

                 NEW DIMENSIONS IN MEDICINE, INC. LIQUIDATING TRUST
              ANNUAL REPORT TO BENEFICIARIES UNDER COVER OF FORM 10-K
                                   EXHIBIT INDEX



EXHIBIT NO.                    DESCRIPTION                   METHOD OF FILING
-----------                    -----------                   ----------------
99.1            Report to Beneficiaries of the New
                Dimensions in Medicine, Inc. Liquidating
                Trust as of December 31, 1997.............   Filed herewith.

99.2            New Dimensions in Medicine, Inc.
                Liquidating Trust Financial Statements
                and Independent Auditor's Report,
                December 31, 1997 and 1996................   Filed herewith.
